Form 10KSB
period 2002-01-31
RAMSIN PRODUCT DEVELOPMENT INC
filed 2002-07-31
CIK 1044123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

    Washington, D.C. 20459

FORM 10-KSB

ANNUAL REPORT SECTION 13 OR 15(d) OF THE SECURITIES ACT, 1934

For the Fiscal Year Ended January 31, 2002

Commission File No. 000-33507

RAMSIN PRODUCT DEVELOPMENT, INC.

New York                                                             16-1475712                                                               (State or other jurisdiction of                                  (IRS Employer Identification                                          incorporation or organization)                                    No.)

2450 W. Ridge Road, Suite 305, Rochester, NY            14626                                                            (Address of Principal Executive Offices)                             (Zip Code)

Issuer's telephone number:        (716) 225-1840

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $0.001

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.      Yes  [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.   [ x  ]

The registrant's revenues for the fiscal year ended January 31, 2002 were $20,156.00

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 30, 2001 was based upon the last sales price of such stock on that date pursuant to a Private Placement Memorandum dated May 8, 1998 was $775,500.00.  On October 30, 2001 the number of shares of the registrant's common stock outstanding was 7,775,000 shares.


DOCUMENTS BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of the Shareholders to held on                   are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this Form.

PART I

THE COMPANY:

Ramsin Product Development, Inc. ("Ramsin" or the "Company") was founded on February 23, 1995, and incorporated under the laws of the State of New York.  The original name of the Company was Ramsin, Inc.  On July 7, 1997 the Articles of Incorporation were amended to change the name of the Company to better describe its primary business function and to reflect the inclusion of a new business partner.

The Company's primary purpose is the design, development, marketing, sales and exploitation of new inventions of consumer products from local and regional inventors, which the Company has acquired.  Founders of the Company are themselves, inventors.  Ramsin  pursues those products and ideas, which, after careful research, promise to show a return on investment for the Company.

Douglas Ramsey designed, developed and marketed his patented no spill lid (the "Closer Lid"), which is a uniquely designed lid for travel mugs.  In 1995, Mr. Ramsey and Mr. Sinacori incorporated under the name Ramsin, Inc. with the intent to market and sell drink-ware products using the Closer Lid.   In late 1997, Ramsin refocused its business on the development and marketing of newly invented products.

PRINCIPAL PRODUCTS AND SERVICES:

The Company is engaged in the development of products from design stage to manufacture and sale of the item.  To date the Company's major product is the Closer Lid.  This product currently represents the entire sales activity of the Company.

While the Company anticipates the majority of its earnings will derive from the Closer Lid and the WristRight product lines, it is also currently in the process of developing two (2) other consumer products.  These are the Hoop-It sports ball storage system, and the Pocket Pal, a multifunctional key ring, and one industrial product named the Cement Truck Strainer.  The Cement Truck Strainer is a convenient portable system that allows cement truck operators to flush out the nozzle with water so that washed out solids are retained in the strainer and  not passed on to the ground.  This product has wide applications in the building trades industry and the environmental benefit of preventing effluents from entering the ground.

WRISTRIGHT

The Company obtained the rights to the WristRight, a heated wrist mount for keyboards and computer mouse equipment.  This product may have therapeutic value in relation to repetitive stress injuries.

Recently, the Company has completed production and has begun negotiations with Fellows Manufacturing Company and Belkin Company, both companies are manufacturers and sellers of wrist-rest devices,  for the manufacture, marketing and distribution of the WristRight heated mount for computer users.

The Company's rights to the WristRight are outlined in its license agreement.  The term of the license agreement is until the expiration of the last patent obtained, or for breach of payment of the royalty and license fee.  The Company has paid an initial royalty and Twenty-Thousand ($20,000) Dollars as well as being subject to a fifteen (15%) of gross sales license fee.  The license agreement is an exhibit to the Company's Form 10- SB registration filing which can be found on the Securities and Exchange Commission's data base known as EDGAR.  The specific details regarding the minimum amount and timing of these payments are found therein.

The Company is marketing WristRight via the World Wide Web at www.wristright.com. It plans to expand its marketing of this product to traditional brick and mortar retailers both in the United States and abroad.  The Company believes that this product may potentially alleviate chronic wrist pain often associated with repetitive stress injuries such as carpal tunnel syndrome.  Additionally, the Company is selling this product through Staples Office Products.  Unfortunately, sales are sluggish.  It plans to market this product through catalog outlets, direct sales and licensing agreements with other companies.

While there is some difference of opinion as to the scientific evidence that keyboarding is a cause of repetitive stress injury, there seems to be sufficient reason so as to cause certain computer manufacturers such as Compaq to include a warning of these injuries on their keyboards, and for IBM to train its employees in "proper keyboarding techniques" to avoid such injuries.

The product, however, is not a medical device and the Company makes no claims that it has any therapeutic value, nor does the Company allege in any way that the product will prevent or cure repetitive stress injuries.  The Company believes that the documentation it has received indicates that heat can be therapeutic in the treatment of joint injuries and disease.  Keeping hands warm promotes stimulation and blood flow.  Good blood flow supplies nutrients to tissue and helps clear toxins.


THE CLOSER, NO-SPILL LID

The Closer, No-Spill Lid ("the Closer Lid") is a uniquely designed and patented lid to prevent spills from cups and mugs while traveling or in motion.  Douglas Ramsey is the inventor of the Closer Lid and owns all rights and patents.

Despite an exclusive license to exploit this product with Williams Industries, this licensee allows the Company to continue direct sales of the Closer Lid.  The Company currently sells the Closer Lid nationally to Bruegger's Bagels, Sugarcreek Convenience Stores and Noco Convenience Stores as well as through its website at www.wristright.com.  Williams Industries markets and sells the Closer Lid through various regional and national retail chains.

HOOP-IT

The Hoop-It is a storage unit for sports balls, such as basketballs, soccer balls, football etc.  It is currently undergoing some additional design changes to make it more adaptable to storing behind a door or suspending from the wall.

This product is licensed to the Company.  The license agreement has been incorporated by reference to this Form, and is an exhibit to the Company's Form 10-SB registration statement which can be found on the Securities and Exchange Commission's data base known as EDGAR.  The material terms of this agreement require that the Company pay to the licensor a royalty fee of fifteen ($.15) cents for each unit sold, and is responsible for the manufacture, distribution, marketing and inventory of this product.  Specifics of the agreement are found in the exhibit.

There has been some initial interest in this product from several discount retailers.  However, that interest has resulted in the Company undertaking the redesign described earlier.  While management believes that this product will eventually be salable, it can make no assurances of its market acceptance.

POCKET PAL

The Pocket Pal is a unique key ring, which much like a "Swiss army knife" includes a number of useful gadgets, such as a bottle opener, pen, scrapper and emergency whistle.  The ring is designed to be an attractive "give away" promotional item.  The Company has several prototypes modes bearing advertising for several well known products.

This product has been developed by the Company and requires no additional development.  Until recently the Company has focused nearly all of its efforts on the WristRight product line, and has not aggressively marketed this product.  However, the Company's new website at www.wristright.com., provides a link to a page describing in full this product as well as the Hoop-It and Closer Lid.  While the website provides a method to contact the Company, it will in the future provide information regarding retailers involved in the marketing of this and other Company products.

CEMENT TRUCK STRAINER

Unlike its other product lines, this product is industrial and not consumer oriented.

The Cement Truck Strainer is an attachment system for cement mixer trucks that allows the operator to to "wash the flue" without releasing dirt and other particles into the ground.  The Company has obtained the rights to this product from its inventor.

The term of the marketing agreement is for the life of the inventor's patents and required an investment from the Company of fifteen thousand ($15,000.00) dollars, which was paid on his behalf for drawings, models, and legal fees.  In return for finding a company to license the manufacture, sale and exploitation of this property, the Company is required to pay the inventor a twenty-five (25%) percent of any licensing fee the Company may negotiate.  The marketing agreement is made an exhibit by reference to this Form 10-KSB and is a part of the Company's Form 10 Registration Statement filed with the Commission.

The major advantage of this product is that it does not increase the work burden of the truck operator while  at the same time allowing the operator to wash the funnel of the truck without spilling pollutants into the ground.  The funnels of every cement truck must be cleaned after each use to avoid cement from setting in the funnel.  The trucks are outfitted with a hose to wash out this remaining sediment.  Without this product, that sediment is simply washed into the ground.  The Cement Truck Strainer traps the sediment preventing it from passing from the truck to the construction environment.

The product is still undergoing development and is not ready for market.  The Company is in the process of making both engineering and design changes to the product and as of yet has not made a marketing plan to cover this item.  It anticipates that the redesign and engineering will not be completed before the third quarter of the fiscal 2002, and will wait until that time to develop a marketing strategy for the product.

SALES AND MARKETING

As of January 31, 2002, the Company has not realized sufficient income from any of its products to avoid losses.  There are continuous but limited sales of the Closer Lid, and the WristRight product lines.  The Cement Truck Strainer is not ready for market, and while Pocket Pal is market ready the Company has yet to aggressively market the product.

Hoop-It has been reviewed by several retailers, all of which have suggested design modifications.  These modifications have been made and the Company is hopeful that a retail test of the product will have begun mid-second quarter of fiscal 2002.

The WristRight is fully developed and is being marketed aggressively.  The Company has established a website for the direct sale of this product line (www.wristright.com), and has received and fulfilled limited quantity orders for the product from Staples, Inc., the office products retailer.  It continues to seek distribution and manufacturing partners for this product.

The Company expenses advertising costs as they are incurred.  For the fiscal year, 2002, advertising expense was $297.00 down from the previous year's expenditure of $998.00.

MARKETING PLAN

            DISTRIBUTION:  The Company plans a traditional distribution program for its products.

   Manufacturers' Representatives:  A "manufacturers' rep" receives a commission for  selling product to a wholesaler or retailer.

  Master Distributor:  Buys directly from the Company and sells to smaller distributors and retailers.  Master Distributors are required to purchase inventory from the Company.

  Sales Agencies:    Sales agencies specialize in selling to mass markets, such WalMart, Cosco, etc.  Generally they have a relationship with buyers and purchasing agents for these companies and receive a commission for the products they sell.

            COMPETITION:  The Company primarily operates within the multi-billion dollar consumer products market.  That is those products are most often used by individuals and households, and generally include products such as computers, televisions, radios, office products, appliances etc. Company products compete in several sub-sectors of this market.  The WristRight competes in the home office, office product arena, while the Pocket Pal  and Closer Lid compete in the premium giveaway sector (advertising promotional items such as key-rings, pens, t-shirts, travel cups, etc.) and the Hoop-It competes in household goods sector which includes storage and closeting systems.

Each of these markets are highly competitive both in terms of the products available and in terms of the large representation of manufacturers and distributors in all sectors of the consumer products market.  In order to be successful in this market the Company needs to aggressively price and market it products.

The Company products have several unique characteristics that provide a competitiveness.

    THE CLOSER LID:    This product can be fitted to standard travel cups and it has a patented uniquely designed locking mechanism that allows the Company to guarantee that the product absolutely prevents spills.

    WRISTRIGHT:  The WristRight competes with those products that have been designed to allegedly alleviate or prevent the effects of repetitive stress injury.  The number of these products is significant.  The Company's product is unique however in that instead of relying on mechanical devices, arm or wrist supports, or other positioning devices, the Company's product uses a heat generating gel to keep the hand joints warm while operating a mouse or keyboard.  Currently management is unaware of any similar or like product on the market.

    POCKET PAL:  Like the Closer Lid the Pocket Pal competes in the premium promotional market.  This product faces even stiffer competition in that it competes with give away items, such as pens, and key chains.  Pocket Pal's uniqueness and attraction is its multiple uses.  It contains a pen, a can opener, a bottle cap twister, lotto scratcher, and a scraper.    Its competitive position will rely heavily on this "gadget attraction".


RESEARCH AND DEVELOPMENT

While the Company reviews and assists with the development of new products, it does not engage in traditional research and development.  The Company's financial requirements in this area are minimal.  For the fiscal year ended January 31, 2002, the Company's research and development expense was $48,645.00.  All of this expense is related to the WristRight product.

EMPLOYEES

As of the end of the fiscal year, the Company had two (2) full time employees.  The Company has no collective bargaining agreements and believes that its relationship with its employees is good.

GOVERNMENT REGULATION

None of the Company's products require approval of any governmental agency, state, local or federal.

The Company makes no claim that the WristRight is a medical product or device.  The Federal Food and Drug Administration and Cosmetics Act ("FDA Act"), as amended in the Medical Device Amendment of 1976, the 1990 Safe Medical Devices Act and most  recently the Quality System Regulation ("QSR") affect  only those products considered to be medical devices.  The Company's WristRight product is not a medical device, and as such is not subject to these statutes.

The Company is subject to the reporting regulations of the Securities and Exchange Commission.  These reports include, but are not limited to the filing of an Annual Report (Form 10-KSB), quarterly financial reports (Form 10-QSB), an annual Proxy Statement and other disclosure documents.

MANUFACTURING AND QUALITY ASSURANCE

The Company does not manufacture any of its products.  Depending on the type of product, the Company seeks manufacturers with the appropriate skill and equipment to produce its products.  Manufacturers are given the engineering, design and assembly drawings with specifications for each part for the various products and are required to manufacture to those specifications.  Each manufacturer is accountable for its own Quality Assurance program.  The Company spot checks manufactured items for adherence to specifications.

TRADEMARKS, PATENTS, COPYRIGHTS, LICENSES

The Company currently has not registered a trademark for its products.  The Company holds patent number 6133556 for an improvement to the WristRight.  It has licensed rights to various patents related to its different products.


PROPERTIES

The Company is located at 2450 W. Ridge Road, Suite 305, Rochester, NY 14626.  The Company does not own these premises and leases them on a month-to-month basis.  The original lease term has expired.  Nevertheless, the parties have orally agreed to continue the rental relationship without a lease with mutually agreed upon lease adjustments at a current base rate of $675.00 per month.  The current arrangement remains in effect until terminated in writing by either party.

LEGAL PROCEEDINGS

No material legal proceedings involving the Company are pending at this time.

SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company had no matters before the shareholders during the period covered by this report.

PART II

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's shares are not currently being publicly traded.  There is no trading history.

The Company has authorized 50,000,000 shares of common stock at a par value of $0.001 and 20,000,000 shares of preferred stock at a par value of $0.001.  The preferred shares are authorized but none are issued and outstanding.  Of the common shares authorized 7,665,000 are issued and outstanding.  There are 165,000 shares subject to the Commission's Rule 144.

At the end of the fiscal year 2002, there were 26 shareholders of the Company's common voting shares.

The Board of Directors does not anticipate the payment of any dividends on its stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues decreased in 2002 from $30,569.00 to $20,156.00.  Overall over the last three (3) fiscal years the Company has seen its revenues decrease 83% from $115,286 in fiscal 2000.

The decline in revenues is directly attributable to the shift in the Company's product mix from an emphasis on the No Spill Closer Lid to the WristRight heated wrist rest.  Management strongly believes that the WristRight product will eventually prove to be a viable and profitable product.

The shift in product mix to emphasize theWristRight has necessitated the Company to undertake some additional expenses. These expenses include, but are not limited to, redesign of the product to facilitate easier manufacturing, other similar development costs as well as costs associated with finding an appropriate manufacturer and distributors for this product.

No Spill Closer Lid sales have slowed primarily due to the lessening of management's attention to the sales of this mature product while it develops its new products, principally the WristRight and Cement Truck Strainer.

The Company is currently in negotiations with Fellows Manufacturing and Belkin, both large manufacturers of wrist rest type products.  These companies are reviewing the WristRight as a possible license acquisition.

The Cement Truck Strainer also impresses management as being potentially very successful.  McNeilus Company, which builds cement trucks is reviewing the engineering designs with a license agreement in mind.

Management is confident that these two (2) products will eventually provide the Company with significant revenues through, in the case of the WristRight, both through direct sales and licensing agreements, and as for the Cement Truck Strainer through licensing.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company is not self-reliant and continues to need  a significant influx of paid-in capital.  While the cost of producing its sales revenues remains moderate, the Company has focused on development issues primarily for the WristRight and Cement Truck Strainer.  The central activities have been to seek manufacturing and licensing agreements for these products.

The financial condition of the Company is such that for operations to continue, there is a need for additional paid-in capital.  The Company continues to use the gem stones in its possession to secure loans to keep the Company operating.  Upon completion of this registration process the Company, plans to file a 15c211 with the NASD for listing on the Over-the-Counter "pink sheets" exchange to publicly raise capital.  Additionally, once the registration process is complete the Company will seek  to employ the services of an investment bank to provide advice and strategy on raising capital as a public entity.

The Company's liquidity is poor having a retained deficit at the end of the fiscal year of $(437,174).  Its ability to continue operations depends upon a significant increase in cash, either by revenues generated by potential license agreements or and influx of investment capital to sustain the Company while it seeks licensing partners for its products.


RAMSIN PRODUCT DEVELOPMENT, INC.

Audited Financial Statements

January 31, 2002

INDEX TO FINANCIAL STATEMENTS

__________________________________________________________________________________________________________________

AUDITED FINANCIAL STATEMENTS                                                                                                    PAGE

    NOTES TO FINANCIAL STATEMENTS..............................................    6-8

SUPPLEMENTAL INFORMATION

    SCHEDULES OF OPERATING EXPENSES....................................................................................................    9

<PAGE >

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company's independent auditor is Charles A. Treviso, CPA.  There have been no changes or disagreements between the independent auditor and the Company.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to this section entitled "Election of Directors and Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Company's definitive proxy statement to be mailed to the shareholders on or before October 15, 2002 and to be filed with the Securities and Exchange Commission.

EXECUTIVE COMPENSATION

Reference is made to this section entitled "Compensation of Executive Officers" and "Election of Directors" in the registrant's definitive proxy statement to mailed to shareholders on or before October 15, 2002, and to be filed with the Securities and Exchange Commission.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Stock Ownership" and "Election of Directors" in the registrant's definitive proxy statement to be mailed to shareholders on or before October 15, 2002, and to be filed with the Securities and Exchange Commission.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to a Private Placement Memorandum, the Company grained title to certain gemstones in exchange for consideration of Company stock.  On May 19, 2000, the Company received a loan from a shareholder in the amount of $100,000.  This loan is secured by these gemstones.  Under the terms of the loan agreement, the shareholder is to receive at least 67% of the proceeds from any sale of the gemstones.  The terms of the note further require that the balance of the loan be reduced by $50,000 within six (6) months of the date of the loan.  The note becomes due and payable twelve (12) months from the date of issuance of the note and interest is accrued at 12%.  The Company is in default of this note, however, the shareholder has to date determined not to take any action against the Company in this regard.

The Company has not issued, either directly or indirectly, anything of value to a promoter, including money, shares, property, assets, contracts or options of any kind.

The Company has not granted any material underwriting discounts or commissions upon the sale of securities to any party who was or is to be a principal underwriter or is a controlling person or member of a firm that was to be a principal underwriter.

There have been no transactions either to purchase or sell assets of the Company extraordinary to the normal business operations of the Company.

PART IV

EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)    By reference from Exhibits filed with the registrant's Registration Statement dated  filed with the Securities and Exchange Commission:

        Certificate of Incorporation of the Company

        By-laws of the Company

        License Agreement - WristRight product

        Marketing Agreement - Cement Truck Strainer

(b)    Consent of Independent Accountants

(c)    There are no 8-K reports that have been filed for the fiscal year ending January 31, 2002.


PART V- FINANCIAL STATEMENTS

CHARLES A. TREVISO, CPA PFS

Member American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants

Board of Directors and Stockholders

Ramsin Product Development, Inc.

Rochester, New York

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of Ramsin Product Development, Inc. as of January 31, 2002, 2001, and 2000 and the related statements of stockholder's equity and statements of operations and retained deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion o these financial statements based on my audit.

I conducted the audit in accordance with the generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Ramsin Product Development, Inc. as of January 2002, 2001, and 2000 and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the accompanying balance sheets as of January 31, 2001, and 2000 and the related statements of operations and their cash flows for each of the two years ended January 31, 2001, and 2000 have been restated.

/s/ Charles A. Treviso CPA/PFS

Webster, New York

June 12, 2002

680 Ridge Road * Webster New York 14580

Voice 716-671-1130 * Facsimile 716-671-4417 * email ctreviso@frontiernet.net.


RAMSIN PRODUCT DEVELOPMENT, INC.

Balance Sheets

January 31, 2002, 2001, And 2000

(See Independent Auditors' Report)

ASSETS

CURRENT ASSETS:	2002	2001 (As Restated)	2000 (As Restated)

Cash and cash equivalents	$6,693	$36,520	$1,451
Accounts Receivable (less allowance for doubtful
accounts of $-0-)	0	0	3215
Due from Affiliate	2256	2256	2231
Stock Subscriptions receivable	0	0	15000
Due from Officers	0	10157	0
Total Current Assets	$266,060	$48,933	$21,897

OTHER ASSETS:
Investments	208511	208511	251900
License Agreements	22000	22000	22000
Deferred Income Taxes (Less allowance for reduction
to estimated recoverable value)	26600	26600	18400
Total Other Assets	$257,111	$306,044	$314,197
TOTAL	$266,060	$306, 044	$314,197

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilties:
Accounts Payable	$5,500	$3,293	$29,896
Royalty Payable	$12,000	$12,000	$12,000
Stock Subscriptions Deposit	2500	2500	0
Accrued Taxes	100	100	100
Due to Officers	54034	0	2823
Note payable	77700	77700	0
Total Current Liabilities	$151,834	$95, 593	$44,819

Long-Term Liabilities:
Royalty payable, net of current portion	148250	68250	38250

Stockholder's Equity:
Common Stock	7775	7525	7350
Additional paid-in capital in excess of par value of
common stock	$395,375	$395,375	$355,550
Retained deficit	($437,174)	($260,699)	($131,272)
Total Stockholder's Equity	-34024	142201	231128

TOTAL	$266,060	$306,044	$314,197

The accompanying notes are an integral part of these financial statements.

<PAGE >

RAMSIN PRODUCT DEVELOPMENT, INC.

Statements of Stockholders Equity

For the Year Ended December 31, 2002, 2001, And 2000

(See Independent Auditors' Report)

		COMMON	STOCK
	Shares (In Thousands)			Amount	Additional Paid-In Capital	Retained Deficit	TOTAL
Balance-January 31, 2000	7350			7350	355550	-131772	231128
Proceeds from the Issuance of
Common Stock	175			175	39825		40000
Net Loss						-128927	-128927
Balance-January 31, 2001	7525			7525	395375	-260699	142201
Proceeds from the Issuance of
Common Stock	250			250			250
Net Loss						-176475	-176475
Balance-January 31, 2002	7775			7775	395375	-437174	-34024

The accompanying notes are an integral part of these financial statements.


RAMSIN PRODUCT DEVELOPMENT, INC.

Statements of Operations and Retained Deficit

For the Year Ended December 31, 2002, 2001, And 2000

(See Independent Auditors' Report)

	2002		2001 (As Restated)		2000 (As Restated)
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$20,156	100%	$30,569	100%	$115,286	100%
Cost of Goods Sold	13010	-64.5	28888	-94.5	99423	-86.2
Gross Profit	7146	35.5	1681	5.5	15863	13.8
Operating Expenses	183521	-910.5	133118	-435.5	152836	-132.6
Loss from Operations	-176375	-875	-131437	-430	-136973	-118.8

Other Income and Expenses:
Interest Expense	0		-7550	-24.8	0
Interest Income	0		161	0.6	576	0.5
Miscellaneous Income	0		1699	5.6	0
TOTAL Other Income	0		-5690	-18.6	576	0.5

Loss Before Credit
for Taxes	-176375	-875	-137127	-448.6	-136397	118.3

Credit (Provision) for
Taxes	-100	-0.5	8200	26.8	18300	15.9

Net Loss	-176475	-875.5	-128927	-421.8	-118097	-102.4

Retained Deficit	-260699		-131772		-13675

Retained Deficit-
Ending	($437,174)		($260,699)		($131,772)

The accompanying notes are an integral part of these financial statements.


RAMSIN PRODUCT DEVELOPMENT, INC.

Statements of Cash Flows

For the Year Ended December 31, 2002, 2001, And 2000

(See Independent Auditors' Report)

	2002 (As Restated)	2001 (As Restated)	2000 (As Restated))
Cash Flows From Operating Activities:

Net Loss	($176,475)	($128,927)	($118,097)

Decrease (Increase) in operating assets:
Accounts Receivable	0	3214	-12185
Stock Subscriptions receivable	0	15000	-15000
Deferred income taxes	0	-8200	-18400
Due from affiliate	0	-24	0

Increase (decrease) in operating liabilities:
Accounts Payable	2208	-26603	7547
Accrued Income Taxes	0	0	-327
Royalty Payable	80000	30000	50250
TOTAL adjustments	82208	13387	36255
Net cash used for operating activities	-94267	-115540	-81842

Cash Flows From Investing Activities:
Sale of investments	0	43389	0
Net cash provided by (used for) investing activities	0	43389	0

Cash Flows From Financing Activities:
Increase in stock subscriptions payable	0	2500	0
Increase/(Decrease) in Due to Officers	64190	-12980	-24135
Proceeds from the issuance of common stock	250	40000	35000
Proceeds from note payable	0	100000	0
Repayment of notes payable	0	-22300	0
Net Cash provided by Financing Activities	64440	107220	10865
Increase (Decrease) In Cash	-29827	35069	-70977
Cash-Beginning	36520	1451	72428
Cash-Ending	6693	36520	1451
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	0	7495	0
Taxes	100	0	100

Supplemental Disclosure of Non-Cash Investing
and Financial Activities:
Investments received in exchange for common stock	0	0	251900

The accompanying notes are an integral part of these financial statements.


RAMSIN PRODUCT DEVELOPMENT, INC.

Notes To Financial Statements

(See Independent Auditors' Report)

Note 1. Business Activity and Summary of Significant Accounting Policies

Business Activity- The Corporation was formed in 1995 under the laws of the State of New York to create a vertically integrated firm structured to develop, market or license exciting new products in an honest and highly profitable manner. Ramsin product Development, Inc. are referred to herein as the "Company".

Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Costs- Research and development costs are expensed in the period in which they have occurred, and consist of the folowing projects as of January 31,:

Description	2002	2001 (As Restated)	2000 (As Restated)

WristRight Project	$48,465	$21,954	$57,203

Advertising- The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended January 31, 2002, 2001, and 2000 was $297, $998, and $500 respectively.

Revenue Recognition- Revenues from services or sales of product are recognized in the period in which they were earned.

Income Taxes- Deferred Income Taxes arise from temporary differences resulting from differences between the financial and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current depending upon the periods in which the temporary differences are expected to reverse. The Company's temporary difference is due to a net operating loss carryover that will be utilized to offset future tax liabilities of the Company.

Note 2. Restatement

The financial statements presented within have been restated from my original report dated April 25, 2002. The restatement to the financial statements is a result of certain expenses that were originally capitalized and are now expensed in the period in which they were accrued as requested by the Securities and Exchange Commission.


Note 3. Investments

In response to a Confidential Offering Memorandum dated May 30, 1998, the Company gained title to certain gemstones in exchange for consideration of Company stock. These transactions occurred during the fiscal year ended January 31, 2000. The gemstones are being sold at the wholesale values, when needed, to meet the daily cash flow operations of the Company. The gemstones are reported at their wholesale value. The value of the gemstones was ascertained by an independent gemologist who valued these gems at their wholesale value.

Note 4. Due To/From Officers

Due to/from officers consists of demand notes to, or from two officers of the Company. These notes are unsecured, non-interest bearing and due on demand.

Note 5. Lease Commitments

On March 1, 1994, the Company entered into a month-to-month lease agreement with C.V. Associates for their operating facility. The original lease term ahs expired. However, both parties have agreed to continue the rent relationship on a month to month basis with rent adjustments to be mutually agreed upon. Currently, the arrangement calls for rental payments of $695 per month until terminated by either party in writing.

Note 6. Credit/Provision for Taxes

The credit for taxes for the year ended January 31, 2002, 2001, and 2000 consists of the following:

	2002	2001 (As Restated)	2000 (As Restated)
Current:
Federal	0	0	0
State	100	100	426
Total Current	100	100	426
Deferred:
Federal	0	13100	0
State	0	5300	0
Total Deferred	0	-18400	0
Total Provision (credit)
for taxes	100	-18300	0


Note 7. Royalty Payable

In June 1998, the Company entered into a License agreement to obtain the exclusive rights and certain intellectual property developed by designWright Products, Inc. This license agreement specifically identified royalty payments for these rights obtained. In April 2000 the Company renegotiated the royalty payments due to designWright Products, Inc.  and is currently remitting payments in the amount of $1000 per month. Should the Company elect to forfeit their rights in the certain intellectual property developed by designWright Products, Inc. the remaining balance on these payments would not be legally enforceable and the Company would forfeit their rights in the specific intellectual property. Interest is not calculated or accrued on the outstanding royalties payable.

Note 8. Note Payable

On May 19, 2000 the Company received a $100,000 loan from Wade Lippman, a shareholder of the Company. The loan is secured by the gemstones held as an investment by the Company. Under the terms of the agreement, Wade Lippman is to receive at least 67% of the proceeds from all sales of the Company's investment in gemstones. The terms of the note further state that the balance of the loan must be reduced by at least $50,000 within six months of the date of the loan. The note becomes due and payable twelve months from the date of issuance of the note. Interest is accrued at 12%. Currently, the Company is in default on the terms of this loan. As of the date of this report, Wade Lippman has not commenced any action to remedy the default.

Note 9. Financial Investments and Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and investments. The Company grants credit to its customers, a majority of whom operate in the Western New York area. Collateral, is generally not required. The Company holds, as an investment, certain gemstones (as explained in Note 2) whose values can fluctuate with market conditions.


RAMSIN PRODUCT DEVELOPMENT, INC.

Schedule of Operating Expenses

For the Year Ended December 31, 2002, 2001, And 2000

(See Independent Auditors' Report)

Operating Expenses	2002	2001 (As Restated)	2002 (As Restated)

Advertising	$297	$998	$500
Automobile expenses	1359	1401	0
Bank service charges	442	1851	1222
Dues and subscriptions	0	67	52
Entertainment	3303	763	833
Insurance	909	1731	1880
Legal and professional fees	11928	29683	5758
Miscellaneous expense	434	1124	1701
Office supplies	5343	607	796
Outside services	250	8196	9194
Postage and delivery	1828	490	2808
Rent expense	7645	7645	9400
Research and development costs	48645	21954	57203
Repairs and maintenance	0	113	0
Royalty expense	92000	50000	50250
Telecommunications	8105	4399	10555
Travel	1033	2096	684

TOTAL operating expenses	$183,521	$133,118	$152,836


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                                            FOR:    RAMSIN PRODUCT DEVELOPMENT, INC.

Date:                                                    BY:  /s/  Russell Sinacore

                                                            ITS:    PRESIDENT.