Form 10QSB
period 2002-04-30
RAMSIN PRODUCT DEVELOPMENT INC
filed 2002-07-31
CIK 1044123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.       20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period                                                       Commission file number             000-33507 ended April 30, 2002

RAMSIN PRODUCT DEVELOPMENT,INC                                                                                   (Exact name of registrant as specified in its charter)

NEW YORK                                                                            16-1475712                                            (State or other jurisdiction of                                                               (I. R. S. Employer                 incorporation or organization)                                                               Identification No.)

2450 W. Ridge Road, Suite 305, Rochester, NY            14626                                                            (Address of Principal Executive Offices)                             (Zip Code)

Issuer's telephone number:        (716) 225-1840

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [ X ]  No [    ]

The number of shares outstanding of the Registrant's common stock, par value $0.001 at May 31, 2002 was 7,775,500 shares.


PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RAMSIN PRODUCT DEVELOPMENT, INC.

Unaudited Financial Statements

April 30, 2002

INDEX TO FINANCIAL STATEMENTS

__________________________________________________________________________________________________________________

REVIEWED FINANCIAL STATEMENTS                                                                                                    PAGE

NOTES TO FINANCIAL STATEMENTS......................................................... 6-8

SUPPLEMENTAL INFORMATION

SCHEDULE OF OPERATING EXPENSES..............................................................................................         9


CHARLES A. TREVISO, CPA PFS

Member American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants

Board of Directors and Stockholders

Ramsin Product Development, Inc.

Rochester, New York

INDEPENDENT AUDITORS' REPORT

I have reviewed the accompanying balance sheet of Ramsin Product Development, Inc. as of April 30, 2002 and the related statement of stockholder's deficit and statements of operations and retained deficit and cash flows for the three months then ended, in accordance with Statements and Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the  management of Ramsin Product Development, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted auditing standards.

My review was made for the purpose of expressing limited assurance that there are no material modifications that should be made o the financial statements in order for them to be in conformity with generally accepted accounting principals.

/s/ Charles A. Treviso CPA/PFS

Webster, New York

July 1, 2002

680 Ridge Road * Webster New York 14580

Voice 716-671-1130 * Facsimile 716-671-4417 * email ctreviso@frontiernet.net.

<PAGE >

RAMSIN PRODUCT DEVELOPMENT, INC.

Balance Sheets

April 30, 2002

(See Accountants' Review Report)

ASSETS

CURRENT ASSETS:	April 30, 2002

Cash and cash equivalents	$2515
Due from Affiliate	2256
Total Current Assets	4771

OTHER ASSETS:
Investments	208511
License Agreements	22000
Deferred Income Taxes (Less allowance for reduction
to estimated recoverable value)	26600
Total Other Assets	257111
TOTAL	261882

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	4390
Royalty Payable	12000
Stock Subscriptions Deposit	2500
Accrued Taxes	100
Due to shareholders	60034
Note payable	77070
Total Current Liabilities	156094

Long-Term Liabilities:
Royalty payable, net of current portion	170375

Stockholder's Deficit:
Common Stock	7775
Additional paid-in capital in excess of par value of
common stock	395375
Retained deficit	-467737
Total Stockholder's deficit	-64587

TOTAL	261882


RAMSIN PRODUCT DEVELOPMENT, INC.

Statements of Stockholders Deficit

April 30, 2002

(See Independent Auditors' Report)

		COMMON	STOCK
	Shares (In Thousands)			Amount	Additional Paid-In Capital	Retained Deficit	TOTAL
Balance-January 31, 2000	7775			7775	395375	-437174	-34024
Proceeds from the Issuance of
Common Stock
Net Loss						-30563	-30563
Balance-April 30, 2002	7775			7775	395375	-467737	-64587

<PAGE >

RAMSIN PRODUCT DEVELOPMENT, INC.

Statements of Operations and Retained Deficit

For the Three Months Ended April 30, 2002

(See Accountants' Review Report)

April 30, 2002

Sales
Cost of Goods Sold
Gross Margin on Sales
Operating Expenses	31256
Loss from Operations	-31256

Other Income and Expenses:
Miscellaneous Income	893
New York franchise tax	-200
Other Income	693

Net Loss	-30563

Retained Deficit-Beginning	-437174

Retained Deficit-Ending	-467737


RAMSIN PRODUCT DEVELOPMENT, INC.

Statements of Cash Flows

For the Three Months Ended April 30, 2002

(See Accountants' Review Report)

April 30,2002
Cash Flows From Operating Activities:

Net Loss	-30563

Increase (Decrease) in operating assets:
Accounts Payable	-1113
Royalty payable	22125
Total adjustments	21012

Net cash used for operating activities	5373

Decrease in cash and cash equivalents	-4178

Cash and cash equivalents-Beginning	6693
Cash and cash equivalents-Ending	2515

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	200

<PAGE >

RAMSIN PRODUCT DEVELOPMENT, INC.

Notes To Financial Statements

(See Accountants' Review Report)

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

Research and Development Costs- Research and development costs are expensed in the period in which they have occurred, and consist of the following projects as of January 31,:

Description	April 30, 2002

WristRight Project	565

Advertising- The Company expenses advertising costs as they are incurred.

Revenue Recognition- Revenues from services or sales of product are recognized in the period in which they were earned.

Income Taxes- Deferred Income Taxes arise from temporary differences resulting from differences between the financial and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current depending upon the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending upon the periods  in which the temporary differences are expected to reverse. The Company's temporary difference is due to a net operating loss carryover that will be utilized to offset future tax liabilities of the Company.

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

Note 3. Due To/From Officers

Due to/from officers consists of demand notes to, or from two officers of the Company. These notes are unsecured, non-interest bearing and due on demand.

Note 4. Lease Commitments

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

Note 5. Provision for Taxes

The credit for taxes for the three months ended April 30, 2002 consists of the following:

April 30, 2002
Current:
Federal	0
State	200
Total Current	200
Deferred:
Federal	0
State	0
Total Deferred	0
Total Provision
for taxes	200


Note 6. Royalty Payable

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

Note 7. Note Payable

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

Note 8. Financial Investments and Concentration of Credit Risk:

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

<PAGE >

RAMSIN PRODUCT DEVELOPMENT, INC.

Schedule of Operating Expenses

For the Three Months Ended April 30, 2002

(See Accountant's Review Report)

Operating Expenses	April 30, 2002

Miscellaneous	$15
Office expense	509
Rent	2085
Research and development costs	565
Royalties	25125
Telephone	900
Travel and entertainment	2057
Total operating expenses	$31256


Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of April 30, 2002, the Company has yet to realize sufficient income from any of its products to avoid losses.  There are continuous but limited sales of the Closer Lid, and the WristRight product lines.  The Cement Truck Strainer is not ready for market, and while Pocket Pal is market ready the Company has yet to aggressively market the product.

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

Sales of the WristRight through the quarter at Staples has been sluggish.  The Company is continuing negotiations to license this product.

There were no revenues for the Quarter ended April 30, 2002.  The Company neither sold nor produced any product during this quarter.  Its operating expenses for the quarter were $31,256.00.  These expenses represent royalty payments, usual business expense, such as telephone and rent, as well as $500 in  additional research and development costs for the WristRight product.  The Company's retained deficit increased to $(467,737) from $(437,174) at the end of fiscal 2002.

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

The Company is continuing its negotiations with Fellows Manufacturing and Belkin, both large manufacturers of wrist rest type products.  These companies are reviewing the WristRight as a possible license acquisition.

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

The Company's liquidity is poor having a retained deficit at the end of the Quarter of $(467,737).  Its ability to continue operations depends upon a significant increase in cash, either by revenues generated by potential license agreements or and influx of investment capital to sustain the Company while it seeks licensing partners for its products.


CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results. They are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. We caution readers that these forward-looking statements speak only as of the date hereof. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in general economic conditions, foreign exchange rate fluctuations, changes in interest rates, competitive product and pricing pressures, trade consolidations, the impact of excise tax increases with respect to distilled spirits, regulatory developments, the uncertainties of litigation, changes in golf equipment regulatory standards, the impact of weather, particularly on the home products and golf brand groups, expenses and disruptions related to shifts in manufacturing to different locations and sources, challenges in the integration of acquisitions and joint ventures, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

The Company currently has no legal proceedings pending.

Item 6.            Reports and Exhibits on Form 8-K

The Company has not filed any reports or exhibits on Form 8-K for the fiscal year ending January 31, 2002.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  July 31, 2002                           For:  RAMSIN PRODUCT DEVELOPMENT, INC.

                                                            By: /s/     Russell Sinacori

                                                            Its:        President